Form 10-K
period 1997-12-31
MONEY STORE TRUST 1997-C
filed 1998-03-31
CIK 1047298

-------------------------------------------------
                                           OMB APPROVAL
                         -------------------------------------------------
                         OMB Number:     3235-0063
                         Expires:        May 31, 2000
                         Estimated average burden
                         hours per response   1711.00
                         -------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        Commission file number 333-20817

           THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A POOLING AND
       SERVICING AGREEMENT, DATED AS OF AUGUST 31, 1997 PROVIDING FOR THE
        ISSUANCE OF THE MONEY STORE HOME EQUITY ASSET BACKED CERTIFICATES
                                 SERIES 1997-C).

                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

              NEW JERSEY                              68-0400266
    (State or other jurisdiction                 (Trust I.R.S. Employer
of incorporation or organization)                  Identification No.)


2840 MORRIS AVENUE, UNION, NJ                          07083
-----------------------------                     -------------
(Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code (908) 686-2000

          Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         x/ Yes               |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.


State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

         Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART I

ITEM 1. BUSINESS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 2. PROPERTIES

         Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

         Reference is made to the Annual Statement attached hereto as Exhibit
13.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of March 20, 1998:
173

ITEM 6. SELECTED FINANCIAL DATA

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Annual Compliance Certificate attached as
Exhibit 20.

         Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following information is furnished as of March 20, 1998 as to each Certificateholder of record of more than 5% of the
         Certificates:



        Title of Class                Name and Address of Beneficial                Amount of                % of Class
                                                  Owner                            Security of
                                                                                Beneficial Owner
The Money Store                     Chase Manhattan Bank                           4,300,000                     6.9
Asset Backed                        4 New York Plaza, 13th Floor
Certificates,                       New York, NY 10004
Series 1997-C,
Class AF-1


                                    Compass Bank                                   3,000,000                       5
                                    701 South 20th Street, 11th Floor
                                    Birmingham, AL 35233

                                    Merrill Lynch, Pierce                          9,000,000                    14.3
                                    Fenner & Smith
                                    Safekeeping
                                    4 Corporate Place
                                    Corporate Park 287
                                    Piscataway, NJ 08855

                                    Republic National Bank of                      6,500,000                    10.4
                                    New York
                                    Investment Account
                                    One Hanson Place, Lower Level
                                    Brooklyn, NY 11243

                                    SSB Custodian                                 32,960,000                    52.4
                                    Global Corp. Action.
                                    Dept. JAB5W
                                    P.O. Box 1631
                                    Boston, MA 02105-1631


The Money Store                     The Bank of New York                          12,120,000                    20.1
Asset Backed                        925 Patterson Plank Rd.
Certificates,                       Secaucus, NJ 07094
Series 1997-C,
Class AF-2
                                    Citibank, N.A.                                 5,000,000                     8.3
                                    P.O. Box 30576
                                    Tampa, FL 33630-3576

                                    Merrill Lynch, Pierce                          5,000,000                     8.3
                                    Fenner & Smith
                                    Safekeeping
                                    4 Corporate Place
                                    Corporate Park 287
                                    Piscataway, NJ 08855

                                   The Northern Trust                             20,500,000                      34
                                   Company
                                   801 S. Canal C-IN
                                   Chicago, IL 60607

                                   SSB Custodian                                  10,670,000                    17.7
                                   Global Corp. Action.
                                   Dept. JAB5W
                                   P.O. Box 1631
                                   Boston, MA 02105-1631

The Money Store                    The Bank of New York                           14,180,000                    17.8
Asset Backed                       925 Patterson Plank Rd.
Certificates,                      Secaucus, NJ 07094
Series 1997-C,
Class AF-3
                                   Bankers Trust Company                          20,675,000                    25.9
                                   c/o BT Services Tennessee
                                   648 Grassmere Park Drive
                                   Nashville, TN 37211

                                   Boston Safe Deposit and Trust                   5,720,000                     7.2
                                   Company
                                   c/o Mellon Bank N.A.
                                   Three Mellon Bank Center,
                                   Room 153-3015
                                   Pittsburgh, PA 15259

                                   Chase Manhattan Bank                           10,765,000                    13.5
                                   4 New York Plaza, 13th Floor
                                   New York, NY 10004

                                   Chase Manhattan                                10,000,000                    12.5
                                   Bank/Chemical
                                   4 New York Plaza, Proxy
                                   Department-13th Floor
                                   New York, NY 10004

                                   Citibank, N.A.                                  6,450,000                     8.1
                                   P.O. Box 30576
                                   Tampa, FL 33630-3576

                                   The Northern Trust Company                      5,255,000                     6.6
                                   801 S. Canal C-IN
                                   Chicago, IL 60607


The Money Store                    The Bank of New York                            4,345,000                    9.3
Asset Backed                       925 Patterson Plank Rd.
Certificates,                      Secaucus, NJ 07094
Series 1997-C,
Class AF-4
                                   Chase Manhattan Bank                            4,100,000                    8.8
                                   4 New York Plaza, 13th Floor
                                   New York, NY 10004


                                   Chase Manhattan                                22,305,000                   47.5
                                   Bank/Chemical
                                   4 New York Plaza, Proxy
                                   Department-13th Floor
                                   New York, NY 10004


                                   Corestates Bank, N.A.                           2,990,000                    6.4
                                   P.O. Box 7618 F.C. #1-9-1-21
                                   Philadelphia, PA 19106-7618

                                   The Fifth Third Bank                            3,000,000                    6.4
                                   Dept. 00850-Proxy
                                   38 Fountain Square Plaza
                                   Cincinnati, OH 45263


The Money Store                 The Amalgamated Bank of                            3,085,000                    9.4
Asset Backed                    New York
Certificates,                   11-15 Union Square West
Series 1997-C,                  New York, NY 10003
Class AF-5
                                Chase Manhattan Bank                               8,155,000                   24.8
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Chase Manhattan Bank, Trust                        1,845,000                    5.6
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Citibank, N.A.                                     7,000,000                   21.3
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                Corestates Bank, N.A.                              5,000,000                   15.2
                                P.O. Box 7618 F.C. #1-9-1-21
                                Philadelphia, PA 19106-7618

                                SSB Custodian                                      3,320,000                   10.1
                                Global Corp. Action.
                                Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

                                Wilmington Trust Company                           3,000,000                    9.2
                                Rodney Square North
                                1100 North Market Street
                                Wilmington, DE 19890-0001


The Money Store                 Chase Manhattan Bank                              17,750,000                  45.6
Asset Backed                    4 New York Plaza, 13th Floor
Certificates,                   New York, NY 10004
Series 1997-C,
Class AF-6
                                Chase Manhattan Bank                               3,000,000                   7.7
                                Broker & Dealer Clearance Dept.
                                4 New York Plaza, 21st Floor
                                New York, NY 10015

                                Citibank, N.A.                                     7,000,000                  18.0
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                Firstar Trust Company                              2,000,000                   5.2
                                777 E. Wisconsin Avenue
                                Milwaukee, WI 53202

                                First Union National Bank                          2,000,000                   5.2
                                401 South Tryon Street
                                TR OPSCMG NC 1151
                                Charlotte, NC 28288

                                The Northern Trust Company                         2,250,000                   5.8
                                801 S. Canal C-IN
                                Chicago, IL 60607

                                SSB Custodian                                      4,000,000                  10.3
                                Global Corp. Action. Dept.
                                JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631


The Money Store                 The Bank of New York                              20,000,000                  53.1
Asset Backed                    925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-C,
Class AF-7
                                Bankers Trust Company                              3,200,000                   8.5
                                c/o BT Services Tennessee
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Chase Manhattan Bank                              10,000,000                  26.6
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                SSB Custodian                                      3,900,000                  10.4
                                Global Corp. Action.
                                Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

The Money Store                 The Bank of New York                              16,500,000                  41.3
Asset Backed                    925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-C,
Class AF-8
                                Bankers Trust Company                             23,500,000                  58.7
                                c/o BT Services Tennessee
                                648 Grassmere Park Drive
                                Nashville, TN 37211


The Money Store                 The Bank of New York                              52,265,000                 10.5
Asset Backed                    925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-C,
Class AV
                                Bankers Trust Company                            193,000,000                 38.8
                                c/o BT Services Tennessee.
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Chase Manhattan Bank                              25,000,000                 5.1
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Citibank, N.A.                                    40,000,000                 8.1
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                SSB Custodian                                    125,000,000                25.1
                                Global Corp. Action.
                                Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

                                Swiss American Securities Inc.                    40,000,000                 8.1
                                100 Wall Street
                                New York, NY 10005


The Money Store                 Firstar Trust Company                             20,000,000                44.5
Asset Backed                    777 E. Wisconsin Avenue
Certificates,                   Milwaukee, WI 53202
Series 1997-C,
Class MV-1

                                LBI-Lehman                                        25,000,000                55.5
                                Government Securities Inc.
                                (LBI)
                                200 Vesey Street
                                New York, NY 10285


The Money Store                 The Bank of New York                               5,000,000                16.7
Asset Backed                    925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-C,
Class MV-2
                                Bank One Trust Company, N.A.                      5,000,000                 16.7
                                Corp. Reorg. Proxy Specialist
                                235 W. Schrock Road
                                Brooksedge Village
                                Westerville, OH 43081

                                Lehman Brothers, Inc.                            13,000,000                 43.4
                                c/o BSSC attn.: Proxy Dept.
                                P.O. Box 29198
                                Brooklyn, NY 11202-9198

                                LBI-Lehman                                        7,000,000                 23.4
                                Government Securities Inc. (LBI)
                                200 Vesey Street
                                New York, NY 10285


The Money Store                 The Bank of New York                             5,000,000                 18.6
Asset Backed                    925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-C,
Class BV
                                Chase Manhattan Bank                            12,000,000                 44.5
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Chase Manhattan Bank                            10,000,000                 37.1
                                Broker & Dealer Clearance Dept.
                                4 New York Plaza, 21st Floor
                                New York, NY 10015


The Money Store                 Deutsche Bank A.G.,                             25,137,000                66.8
Asset Backed                    New York Branch
Certificates,                   31 West 52nd Street
Series 1997-C,                  New York, NY 10019
Class AH-1
                                SSB Custodian                                   12,500,000               33.2
                                Global Corp. Action.
                                Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631


The Money Store                 Chase Manhattan Bank                            12,300,000               26.3
Asset Backed                    4 New York Plaza, 13th Floor
Certificates,                   New York, NY 10004
Series 1997-C,
Class AH-2
                                Chase Manhattan Bank/Salomon                    11,200,000                 24
                                4 New York Plaza-21st Floor
                                New York, NY 10004

                                Chase Manhattan Bank, Trust                      3,000,000                6.5
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                The Northern Trust Company                      18,265,000               39.1
                                801 S. Canal C-IN
                                Chicago, IL 60607


The Money Store                 Chase Manhattan                                 36,005,000                100
Asset Backed                    Bank/Chemical
Certificates,                   4 New York Plaza, Proxy
Series 1997-C,                  Department-13th Floor
Class AH-3                      New York, NY 10004


The Money Store                 The Bank of New York                            18,065,000               47.7
Asset Backed                    925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-C,
Class AH-4

                                Bankers Trust Company                            2,500,000                6.6
                                c/o BT Services Tennessee
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Fiduciary SSB                                   10,000,000              26.4
                                108 Myrtle Street
                                Newport Office Building
                                N. Quincy, MA 02171

                                LBI-Lehman                                       4,300,000              11.3
                                Government Securities Inc.
                                (LBI)
                                200 Vesey Street
                                New York, NY 10285

                                The Northern Trust Company                       3,000,000               7.9
                                801 S. Canal C-IN
                                Chicago, IL 60607

The Money Store                 The Bank of New York                            17,295,000              32.2
Asset Backed                    925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-C,
Class AH-5
                                Bankers Trust Company                            7,385,000              13.8
                                c/o BT Services Tennessee
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Chase Manhattan Bank                             5,154,000               9.6
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Citibank, N.A.                                   6,000,000              11.2
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                Mercantile Safe Deposit & Trust                  3,979,000               7.4
                                766 Old Hammonds Ferry Road
                                Proxy Unit #230-20
                                Linthicum, MD 21090


The Money Store                 Boston Safe Deposit and                          7,029,000             62.1
Asset Backed                    Trust Company
Certificates,                   c/o Mellon Bank N.A.
Series 1997-C,                  Three Mellon Bank Center,
Class AH-6                      Room 153-3015
                                Pittsburgh, PA 15259

                                Chase Manhattan Bank                              600,000              5.3
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                SSB Custodian                                   3,000,000             26.5
                                Global Corp. Action.
                                Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631


The Money Store                 Citibank, N.A.                                  24,910,000            100
Asset Backed                    P.O. Box 30576
Certificates,                   Tampa, FL 33630-3576
Series 1997-C,
Class MH-1

The Money Store                 Chase Manhattan Bank                             8,000,000           53.5
Asset Backed                    4 New York Plaza, 13th Floor
Certificates,                   New York, NY 10004
Series 1997-C,
Class MH-2
                                PNC Bank, National Association                   3,975,000           26.6
                                1835 Market Street
                                11 Penn Center, 15th Floor
                                Philadelphia, PA 19103

                                SSB Custodian                                    1,000,000            6.7
                                Global Corp. Action. Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

                                TOYO Trust Company of New York                   2,000,000           13.4
                                280 Park Avenue
                                39th Floor West Building
                                New York, NY 10017


The Money Store                 Star Bank, National                             11,705,000           100
Asset Backed                    Association, Cincinnati
Certificates,                   P.O. Box 1118
                                Mail Location 6120
                                Cincinnati, OH 45201-1118


The Money Store                 Boston Safe Deposit and                         15,000,000            60
Asset Backed                    Trust Company
Certificates,                   c/o Mellon Bank N.A.
Series 1997-C,                  Three Mellon Bank
Class AMF                       Center, Room 153-3015
                                Pittsburgh, PA 15259

                                Prudential Securities                           10,000,000            40
                                Incorporated
                                Issuer Services
                                c/o ADP Proxy Services
                                51 Mercedes Way
                                Edgewood, NY 11717

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A)      None

         (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)
         1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for The Money Store Home Equity Asset Backed Certificates, Series 1997-C) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 1997 which has been filed with the SEC by MBIA Inc. on March 26, 1998 is hereby incorporated herein by reference.

         2.      Not applicable

         3.      Exhibits

                  13.  Annual Statement

                  20.  Annual Compliance Certificate

                  99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the
                       Registrant's Management Assertion.

  (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1998.

                     THE MONEY STORE INC., as Representative




                     By:      /S/  MICHAEL BENOFF
                     Name:    Michael Benoff
                     Title:   Executive Vice President and
                              Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                          PAGE NUMBER

Annual Statement                                                  18

Annual Compliance Certificate                                     22

Annual Independent Accountant's Report                            23